Form 10QSB
period 2001-06-30
VEQUITY CORP
filed 2001-08-27
CIK 1123918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ____________ to _____________ .

Commission File Number:  333-47090

                           ---------------------------

                               VEQUITY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         ------------------------------
           Colorado                                             84-1325018
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification no.)


                          ----------------------------

                                 Thomas H. Moore
                                    President
                       2305 East Arapahoe Road, Suite 220
                            Littleton, Colorado 80122
                                 (303) 798-4668
                    (Address of principal executive officer)
                           --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes        X   No
                        -----           -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                     Yes        No
                               -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding as of August 15, 2001:     41,055,000

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                                                                June 30,
                                                                  2001
                                                               -----------


                                     ASSETS
                                     ------

EQUIPMENT AND FURNITURE, net                                   $    13,248

OTHER ASSETS:
     Receivable from officers                                      270,226
     Deferred offering costs                                       128,366
                                                               -----------

TOTAL ASSETS                                                   $   411,840
                                                               ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Bank overdraft                                             $     5,574
    Accounts payable                                               222,101
    Accrued consulting expenses                                    528,308
    Accrued interest and other expenses                            103,524
    Notes payable, related parties                                 247,490
    Preferred stock dividends payable                              225,000
                                                               -----------
         Total current liabilities                               1,331,997

Redeemable preferred stock, $.001 par value,
    5,000,000 shares authorized,
    liquidation preference $1.00 per share:
         Series A, 200,000 shares issued and outstanding           200,000
         Series B, 806,469 shares issued and outstanding           584,474

COMMITMENTS (Note 4)

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value; 100,000,000 shares
         authorized, 41,055,000 shares
         issued and outstanding                                     41,055
    Subscriptions receivable                                       (64,800)
    Additional paid-in capital                                   5,408,790
    Deficit accumulated during the development stage            (7,089,676)
                                                               -----------
         Total shareholders' deficit                            (1,704,631)
                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $   411,840
                                                               ===========


              See accompanying notes to these financial statements.


                                             VEQUITY CORPORATION
                                        (A Development Stage Company)

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                                                               CUMULATIVE FROM
                                                  FOR THE THREE           FOR THE SIX            NOVEMBER 14,
                                                   MONTHS ENDED           MONTHS ENDED         1995 (INCEPTION)
                                                     JUNE 30,               JUNE 30,              TO JUNE 30,
                                                       2001                   2001                   2001
                                                  --------------         -------------          --------------

OPERATING EXPENSES:
    General and administrative                     $    118,075           $    274,505           $  3,868,460
                                                   ------------           ------------           ------------

LOSS FROM OPERATIONS                                   (118,075)              (274,505)            (3,868,460)

INTEREST EXPENSE, net                                    10,767                 16,718              1,301,568
                                                   ------------           ------------           ------------

NET LOSS                                               (128,842)              (291,223)            (5,170,028)
                                                   ------------           ------------           ------------

PREFERRED STOCK DIVIDENDS
    Accrued                                             (18,500)               (74,750)              (225,000)
    Paid in common stock                                   --                     --               (1,250,000)
    Imputed                                             (62,111)              (122,195)              (444,649)
                                                   ------------           ------------           ------------
                                                        (80,611)              (196,945)            (1,919,649)
                                                   ------------           ------------           ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $   (209,453)          $   (488,168)          $ (7,089,677)
                                                   ============           ============           ============

NET LOSS PER COMMON SHARE:
    Basic and diluted                              $       (.01)          $       (.01)
                                                   ============           ============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted                                41,037,000             40,974,000
                                                   ============           ============





                                   See accompanying notes to these financial statements.



                                       VEQUITY CORPORATION
                                  (A Development Stage Company)

                                     STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                                       CUMULATIVE
                                                                                    FROM NOVEMBER 14,
                                                              FOR THE SIX                  1995
                                                              MONTHS ENDED              (INCEPTION)
                                                                JUNE 30,                TO JUNE 30,
                                                                  2001                     2001
                                                              --------------           --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $  (291,223)             $(5,170,028)
    Adjustments to reconcile net loss to net cash
        from operating activities:
         Depreciation and amortization                                3,271                   18,565
         Interest expense paid by stock                                --                  1,460,569
         Stock for services                                            --                  1,659,256
         Stock issued as donation                                      --                     75,000
         Stock issued for payment of expenses                        25,000                   25,000
         Changes in assets and liabilities:
             (Increase) decrease in:
                  Other assets                                         --                       --
             Increase (decrease) in:
                  Bank overdraft                                      5,574                    5,574
                  Accounts payable                                   91,923                  222,102
                  Accrued expenses                                  102,276                  631,832
                                                                -----------              -----------
        Net cash used in operating activities                       (63,179)              (1,072,130)
                                                                -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in note receivables                                    (65,726)                (270,226)
    Purchase of equipment and furniture                                (194)                 (31,813)
                                                                -----------              -----------
        Net cash used in investing activities                       (65,920)                (302,039)
                                                                -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock                                       15,750                  820,628
    Proceeds from preferred stock                                    15,750                  269,766
    Costs of public offering                                           --                   (128,366)
    Advances under related party notes                               76,685                  709,294
    Payments of related party notes                                    --                   (297,153)
                                                                -----------              -----------
        Net cash provided by financing activities                   108,185                1,374,169
                                                                -----------              -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (20,914)                    --
CASH AND CASH EQUIVALENTS, beginning of period                       20,914                     --
                                                                -----------              -----------
CASH AND CASH EQUIVALENTS, end of period                        $      --                $      --
                                                                ===========              ===========







                                     See accompanying notes to these financial statements.

                                                            -5-

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION:
     ---------------------

     The accompanying unaudited financial statements of Vequity Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and related notes contained in the Company's latest Form SB-2/A which includes audited financial statements for the years ended December 31, 2000 and 1999.


2.   NOTES PAYABLE, RELATED PARTIES:
     ------------------------------

     During the six months ended June 30, 2001 the Company borrowed $75,000 under a non-interest bearing note agreement and $1,685 from a stockholder. Additionally, as of June 30, 2001, the Company had several notes payable to various stockholders with outstanding balances of $170,805. The majority of these notes were in default at June 30, 2001. Interest was paid in stock at the time the notes were signed, with additional stock paid as default interest. The weighted average interest rate of the notes is 13.73%. Interest expense was based on the value of the stock at the time of the transaction.


3.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Accrued Consulting Expense - Due to limited working capital of the Company, all of the Company's employees agreed with the Company's Board of Directors to defer their salary until the Company obtains funding through public or private offering. As of June 30, 2001, a total of $528,308 was accrued and unpaid.

     Enhancements and Co-Branding Agreement - The Company has entered into an agreement with InfoSpace.com, Inc., (InfoSpace), an existing internet directory system and search engine. Pursuant to the agreement, advertising listings in the Company's directory will be linked to InfoSpace's existing directories and search engines. The Company also has the right to use InfoSpace's web-based software packages for use in website creation and integration of website into the Company's directory.

     The agreement contains the following revenue sharing provisions:

     o Website Revenue - Vequity shall pay a portion of website revenues ranging from $100 to $400 per website, based on the number of websites sold per year to a maximum fee of $6,000,000 per year, and with minimum monthly payments of $20,000.

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

     o Advertising Revenues - The selling party will receive a commission of 20% and the remaining revenues will be shared equally.

     o Referral Fees - The Company will receive 80% of the fees generated from referrals by the Company to InfoSpace's co-branding services.

     The term of the agreement is from August 1999 through August 2001, renewable automatically for successive one-year terms unless terminated by either party. Either party may terminate the agreement upon 60-days written notice.

     Software Agreement - The Company settled a lawsuit in 1999 with a software service provider whereby the Company was obligated to pay the provider $20,000 over two years. During 2000, $8,000 of this obligation was paid, and the remaining $12,000 was to be paid prior to June 30, 2001. The Company defaulted on the final payment of $12,000, and per the terms of the settlement agreement, has accrued an additional $17,375 as payable to the software provider.


4.   PREFERRED STOCK:
     ---------------

     The Board of Directors has the authority to designate and issue preferred stock and to designate the rights, privileges and preferences of each class of preferred stock.

     o In 1997 and 1998, the Company issued a total of 200,000 shares of Series A Senior Redeemable and Convertible Preferred Stock (Series A Preferred) and 1,338,000 shares of common stock for proceeds of $200,000. The cash proceeds were allocated to preferred and common shares based upon their relative fair values. The Series A Preferred is redeemable at $1.00 per share and was originally scheduled to be redeemed by the Company on or before January 1, 1999. Because the redemption did not occur as scheduled, in April and May 2000, the Company entered into a settlement agreement with the holders whereby the Company issued a total of 2,500,000 shares of common stock and agreed to make cash payments totaling $225,000 on or before June 15, 2001. The $225,000 cash payment was fully accrued at June 30, 2001 but had not yet been paid.

     During the six months ended June 30, 2001, the Company issued the following Series B Redeemable and Convertible Stock (Series B Preferred):

     o 31,500 shares for cash of $31,500. The Company also issued 63,000 shares of common stock in conjunction with this offering. The cash proceeds were allocated to the preferred and common shares based on their relative fair values.

     o 25,000 shares in exchange for $25,000 of expenses paid on behalf of the Company. The Company also issued 100,000 shares of common stock in conjunction with the preferred shares. The total value of the transaction was allocated to the preferred and common shares based on their relative fair values.

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


     The Series B Preferred is redeemable and convertible at the sole discretion of the Company, under one of the following options:

     o Option One - The Company will redeem the Series B Preferred for a cash payment of $1.00 per share, within two years of the date of purchase. If the cash payment is not made when due, a penalty of $0.05 per share per month will accrue, up to a maximum penalty of $1.00 per share. In addition, the Company will issue to the holder two to five shares of common stock for each share of Series B Preferred purchased. The number of shares of common stock to be issued is dependent upon the amount of the shareholder's investment. These shares were issued along with the preferred stock as the Company intends to exercise this option.

     o Option Two - The Company may redeem and convert the Series B Preferred shares for no cash and seven common shares (including the shares already issued) for each preferred share.

     The Company intends to exercise Option One, therefore the Series B Preferred shares have been classified outside of the stockholders' equity section of the accompanying balance sheet. The carrying value of the Preferred Stock is being accreted to its cash redemption price of $1.00 per share.


5.   RECEIVABLE FROM OFFICERS:
     ------------------------

     The Company advanced an additional $65,726 to several officers of the Company during the six months ended June 30, 2001. The total amount recorded as receivable from stockholders was $270,226 at June 30, 2001. The loans are expected to be repaid once operations of the Company have commenced.


6.    LIQUIDITY:
      ---------

     The Company has incurred losses of approximately $7,100,000 through June 30, 2001, has current liabilities in excess of current assets of approximately $1,300,000 and a shareholders' deficit of approximately $1,700,000 at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the simultaneous generation of advertising and Website development revenues and equity financing through its business model.

                              Financial Statements
                            For the Three Months and
                         Six Months Ended June 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are a development stage company with no operating history. We have had very limited revenues from operations since our beginning as a company. From inception to date, our efforts have been directed to fund raising, the development of our concept of centralizing business websites into a single Internet yellow page type directory and to establishing strategic alliances. We do not have relevant financial operating data that will provide a basis for evaluating our proposed business or prospects. Our plan of operation for the next twelve months is designed to build a platform of advertisers and investors through public presentations and through the offering of shares through our Registration Statement and Prospectus that became effective on July 9, 2001. Our plan is intended to provide an Internet presence for our advertisers that will effectively promote their businesses.

     This discussion of our financial condition and plan for future operations should be read in conjunction with the financial statements and related notes to the financial statements included herein. This discussion is based upon forward-looking statements and plans that involve risks and uncertainties. Our actual experience may differ materially from those anticipated in our forward-looking plans and concepts as a result of numerous factors, including those set forth under "RISK FACTORS" in our Prospectus effective July 9, 2001.

Plan of Operations for the Next Twelve Months

     A critical aspect of our plan that is intended to allow us to move forward is an Enhancements and Co-branding Agreement with InfoSpace.com, Inc., an information resource and search engine already established on the Internet. InfoSpace has an established yellow page directory with approximately 18 million existing listings for businesses in the U.S. and Canada and this content is available in our Yellow Pages & Business Websites Directory. Additionally, on our site, we provide much of the other content that InfoSpace has already established.

     We do not have current cash adequate to implement our plan. We are dependant upon our ability to obtain loans and our stock offering if we are to be able to implement our plan. Without additional capital in the form of loans or stock sales we will not have funds to carry on a marketing effort and to establish operations in the future.

     If we are able to attract capital through loans or stock sales we intend to implement the first phase of our plan by advertising via direct mail, radio and newspapers to invite prospective website advertisers and Investortisers(R) to attend public presentations where they may learn of our concepts and plans. We intend to conduct the first of these presentations in Denver, Colorado and then to expand to other major U.S. cities if funds are available. The number of presentations and the pace at which we are able to proceed will depend entirely upon our ability to attract additional capital. At the present time, we do not have sufficient resources to carry out our plan for public presentations.

     If we are unsuccessful in attracting additional capital, it is likely we would not be able to proceed or establish our business.

     Obviously, the plan we intend to pursue presents major challenges for the next twelve months and beyond. We will need to simultaneously proceed down the paths of attracting advertisers and investors through sales and marketing efforts while developing the ability to create links from numerous online yellow page directories to the websites of our advertisers. Additional challenges include: achieving name recognition and branding; hiring and establishing a management team in the next twelve months to proceed with our plan; and bringing in the right employees at the right pace. Our management believes that the rewards of successful implementation of our plan can be substantial, but also realizes the high risks inherent in attempting to establish this enterprise. We do not currently have the funds necessary to proceed with our plans and are dependent upon obtaining additional capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The company has not entered into any market risk sensitive instruments for trading purposes or for purposes other than for trading.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 20, 2000 the company entered into a stipulation to settle a lawsuit with Excalibur Technologies Corporation. The suit, filed in the District Court for the County of Arapahoe, State of Colorado, Case number 99CV3768, claimed that Vequity Corporation owed Excalibur the sum of $37,375.00 for computer technology. On June 30, 2001, the company defaulted on a $12,000.00 payment due to Excalibur. As a result of this default, Excalibur is entitled to enter judgment against the company for an amount of $29,375.00.

Item 2.  Changes in Securities and Use of Proceeds.

There have been no changes in the instruments defining the rights of the holders of any class of stock of the company. No rights evidenced by any class of securities of the company have been limited or qualified by the issuance or modification of any other class of securities. No securities have been issued in the quarter ended June 30, 2001 that have not been previously disclosed in the Registration Statement of the Company effective July 9, 2001.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VEQUITY CORPORATION

Date: August 27, 2001                     By:  /s/ Thomas H. Moore
                                               ---------------------------------
                                                   Thomas H. Moore, President