Form 10-Q
period 2001-09-30
VEQUITY CORP
filed 2001-11-14
CIK 1123918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ____________ to _____________ .

Commission File Number:  333-47090

                           ---------------------------

                              VEQUITY CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                         ------------------------------
            Colorado                                              84-1325018
 -----------------------------                                 ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification no.)


                          ----------------------------


                                 Thomas H. Moore
                                    President
                       2305 East Arapahoe Road, Suite 220
                            Littleton, Colorado 80122
                                 (303) 798-4668
                     --------------------------------------
                    (Address of principal executive officer)


                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X  Yes         No
-----       -----
                          ----------------------------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes         No
-----       -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding as of November 10, 2001:   41,055,000




                               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                     VEQUITY CORPORATION
                                (A Development Stage Company)

                                        BALANCE SHEET
                                         (Unaudited)

                                                                              September 30,
                                                                                   2001
                                                                               -----------

                                           ASSETS
                                           ------

EQUIPMENT AND FURNITURE, net                                                   $    13,248

OTHER ASSETS:
     Receivable from officers                                                      288,745
     Deferred offering costs                                                       128,366
                                                                               -----------

TOTAL ASSETS                                                                   $   430,520
                                                                               ===========


                            LIABILITIES AND SHAREHOLDERS' DEFICIT
                            ------------------------------------

CURRENT LIABILITIES:
    Bank overdraft                                                             $     5,214
    Accounts payable                                                               228,745
    Accrued consulting expenses                                                    558,309
    Accrued interest and other expenses                                            105,827
    Notes payable, related parties                                                 279,790
    Preferred stock dividends payable                                              243,500
                                                                               -----------
         Total current liabilities                                               1,421,385

Redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, liquidation preference $1.00 per share:
         Series A, 200,000 shares issued and outstanding                           200,000
         Series B, 806,469 shares issued and outstanding                           584,474

COMMITMENTS (Note 4)

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value; 100,000,000 shares authorized, 41,055,000
         shares issued and outstanding                                              41,055
    Subscriptions receivable                                                       (64,800)
    Additional paid-in capital                                                   5,408,790
    Deficit accumulated during the development stage                            (7,160,384)
                                                                               -----------
         Total shareholders' deficit                                            (1,775,339)
                                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $   430,520
                                                                               ===========


                    See accompanying notes to these financial statements.

                                             -2-



                                    VEQUITY CORPORATION
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                                             CUMULATIVE
                                                                                FROM
                                            FOR THE THREE    FOR THE NINE    NOVEMBER 14,
                                                 MONTHS         MONTHS          1995
                                                 ENDED          ENDED       (INCEPTION) TO
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 2001            2001            2001
                                             ------------    ------------    ------------

OPERATING EXPENSES:
    General and administrative               $     43,931    $    318,436    $   3,912391
                                             ------------    ------------    ------------

LOSS FROM OPERATIONS                              (43,931)       (318,436)     (3,912,391)

INTEREST EXPENSE, net                               8,276          24,994       1,309,844
                                             ------------    ------------    ------------

NET LOSS                                          (52,207)       (343,430)     (5,222,235)
                                             ------------    ------------    ------------

PREFERRED STOCK DIVIDENDS
    Accrued                                       (18,500)        (93,250)       (243,500)
    Paid in common stock                             --              --        (1,250,000)
    Imputed                                          --          (122,195)       (444,649)
                                             ------------    ------------    ------------
                                                  (18,500)       (215,445)     (1,938,149)
                                             ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON
    SHAREHOLDERS                             $    (70,707)   $   (558,875)   $ (7,160,384)
                                             ============    ============    ============

NET LOSS PER COMMON SHARE:
    Basic and diluted                        $       (.01)   $       (.01)
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARE
OUTSTANDING:
    Basic and diluted                          40,974,000      40,974,000
                                             ============    ============


                   See accompanying notes to these financial statements.

                                            -3-



                                 VEQUITY CORPORATION
                            (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                         CUMULATIVE
                                                                            FROM
                                                                         NOVEMBER 14,
                                                       FOR THE NINE          1995
                                                       MONTHS ENDED     (INCEPTION) TO
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                           2001              2001
                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $  (343,430)      $(5,222,235)
    Adjustments to reconcile net loss to net cash
        from operating activities:
         Depreciation and amortization                       3,271            18,565
         Interest expense paid by stock                       --           1,460,569
         Stock for services                                   --           1,659,256
         Stock issued as donation                             --              75,000
         Stock issued for payment of expenses               25,000            25,000
         Changes in assets and liabilities:
             (Increase) decrease in:
                  Other assets                                --                --
             Increase (decrease) in:
                  Bank overdraft                             5,215             5,215
                  Accounts payable                          98,566           228,745
                  Accrued expenses                         155,493           685,049
                                                       -----------       -----------
        Net cash used in operating activities              (55,885)       (1,064,836)
                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in note receivables                           (84,406)         (288,906)
    Purchase of equipment and furniture                       (194)          (31,813)
                                                       -----------       -----------
        Net cash used in investing activities              (84,600)         (320,719)
                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock                              15,750           820,628
    Proceeds from preferred stock                           15,750           269,766
    Costs of public offering                                  --            (128,366)
    Advances under related party notes                      88,071           720,680
    Payments of related party notes                           --            (297,153)
                                                       -----------       -----------
        Net cash provided by financing activities          119,571         1,385,555
                                                       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                            (20,914)             --
CASH AND CASH EQUIVALENTS, beginning of period              20,914              --
                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period               $      --         $      --
                                                       ===========       ===========


                See accompanying notes to these financial statements.

                                        -4-

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   BASIS OF PRESENTATION:
     ---------------------

     The accompanying unaudited financial statements of Vequity Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These statements should be read in conjunction with the financial statements and related notes contained in the Company's latest Form SB-2/A which includes audited financial statements for the years ended December 31, 2000 and 1999.


2.   NOTES PAYABLE, RELATED PARTIES:
     -----------------------------

     During the nine months ended September 30, 2001 the Company borrowed $75,000 under a non-interest bearing note agreement and $1,685 from a stockholder. Additionally, as of September 30, 2001, the Company had several notes payable to various stockholders with outstanding balances of $170,805. The majority of these notes were in default at September 30, 2001. Interest was paid in stock at the time the notes were signed, with additional stock paid as default interest. The weighted average interest rate of the notes is 13.73%. Interest expense was based on the value of the stock at the time of the transaction.


3.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Accrued Consulting Expense - Due to limited working capital of the Company, all of the Company's employees agreed with the Company's Board of Directors to defer their salary until the Company obtains funding through public or private offering. As of September 30, 2001, a total of $554,309 was accrued and unpaid.

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

     The agreement contains the following revenue sharing provisions:

     o Website Revenue - Vequity shall pay a portion of website revenues ranging from $100 to $400 per website, based on the number of websites sold a year, to a maximum fee of $6,000,000 per year, and with minimum monthly payments of $20,000.

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

     Software Agreement - The Company settled a lawsuit in 1999 with a software service provider whereby the Company was obligated to pay the provider $20,000 over two years. During 2000, $8,000 of this obligation was paid, and the remaining $12,000 was to be paid prior to September 30, 2001. The Company defaulted on the final payment of $12,000, and per the terms of the settlement agreement, has accrued an additional $17,375 as payable to the software provider.


4.   PREFERRED STOCK:
     ---------------

     The Board of Directors has the authority to designate and issue preferred stock and to designate the rights, privileges and preferences of each class of preferred stock.

o In 1997 and 1998, the Company issued a total of 200,000 shares of Series A Senior Redeemable and Convertible Preferred Stock (Series A Preferred) and 1,338,000 shares of common stock for proceeds of $200,000. The cash proceeds were allocated to preferred and common shares based upon their relative fair values. The Series A Preferred is redeemable at $1.00 per share and was originally scheduled to be redeemed by the Company on or before January 1, 1999. Because the redemption did not occur as scheduled, in April and May 2000, the Company entered into a settlement agreement with the holders whereby the Company issued a total of 2,500,000 shares of common stock and agreed to make cash payments totaling $225,000 on or before June 15, 2001. The $225,000 cash payment was fully accrued at September 30, 2001 but had not yet been paid.

     During the nine months ended September 30, 2001, the Company issued the following Series B Redeemable and Convertible Stock (Series B Preferred):

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


5.   RECEIVABLE FROM OFFICERS:
     ------------------------

     The Company advanced an additional $84,406 to several officers of the Company during the nine months ended September 30, 2001. The total amount recorded as receivable from stockholders was $288,745 September 30, 2001. The loans are expected to be repaid once operations of the Company have commenced.


6.   LIQUIDITY:
     ---------

     The Company has incurred losses of approximately $7,100,000 through September 30, 2001, has current liabilities in excess of current assets of approximately $1,400,000 and a shareholders' deficit of approximately $1,800,000 at September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the simultaneous generation of advertising and Website development revenues and equity financing through its business model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are a development stage company with no operating history. We have had very limited revenues from operations since our beginning as a company. From inception to date, our efforts have been directed to fund raising, the development of our concept of centralizing business websites into a single Internet yellow page type directory and to establishing strategic alliances. Our business concept is intended to provide an Internet presence for our advertisers that will effectively promote their businesses.

     We do not have relevant financial operating data that will provide a basis for evaluating our proposed business or prospects. Our plan of operation for the next twelve months is designed to build a platform of advertisers and investors through public presentations and through the offering of shares through our Registration Statement and Prospectus that became effective on July 9, 2001. As of the date of this report no shares offered by the Prospectus have been sold.

     This discussion of our financial condition and plan for future operations should be read in conjunction with the financial statements and related notes to the financial statements included herein. This discussion is based upon forward-looking statements and plans that involve risks and uncertainties. Our actual experience may differ materially from those anticipated in our forward-looking plans and concepts as a result of numerous factors, including those set forth set forth under "RISK FACTORS" in our Prospectus effective July 9, 2001.

Plan of Operations for the Next Twelve Months

     A critical aspect of our plan that is intended to allow us to move forward is an Enhancements and Co-branding Agreement with InfoSpace.com, Inc., an information resource and search engine already established on the Internet. We do not currently have the ability to pay InfoSpace for its services under the Enhancements and Co-branding Agreement.

     We do not have current cash adequate to carry out any operations. We are dependent upon our ability to obtain loans and/or to sell shares pursuant to our stock offering if we are to be able to implement our plan and establish business operations. Without additional capital in the form of loans or stock sales we will not have funds to carry on a marketing effort and to establish operations in the future.

     If we are able to attract capital through loans or stock sales we intend to implement the first phase of our plan by advertising via direct mail, radio and newspapers to invite prospective website advertisers and Investortisers(R) to attend public presentations where they may learn of our concepts and plans. We intend to conduct the first of these presentations in Denver, Colorado and then to expand to other major U.S. cities if funds are available. The number of presentations and the pace at which we are able to proceed will depend entirely upon our ability to attract additional capital. At the present time we do not have sufficient resources to carry out our plan for public presentations.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 20, 2000 the company entered into a stipulation to settle a lawsuit with Excalibur Technologies Corporation. The suit, filed in the District Court for the County of Arapahoe, State of Colorado, Case number 99CV3768, claimed that Vequity Corporation owed Excalibur the sum of $37,375.00 for computer technology. On June 30, 2001, the company defaulted on a $12,000.00 payment due to Excalibur. As a result of this default, Excalibur has taken a judgment against the company for an amount of $29,375.00.

Item 2.   Changes in Securities and Use of Proceeds.

There have been no changes in the instruments defining the rights of the holders of any class of stock of the company. No rights evidenced by any class of securities of the company have been limited or qualified by the issuance or modification of any other class of securities. No securities have been issued in the quarter ended September 30, 2001.

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

                                            VEQUITY CORPORATION


Date: November 10, 2001                     By:  /s/  Thomas H. Moore
                                               --------------------------------
                                                      Thomas H. Moore, President