Form 10KSB40
period 2001-12-31
VEQUITY CORP
filed 2002-03-27
CIK 1123918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 333-47090


                               VEQUITY CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Colorado                                            84-1325018
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification no.)


                                 Thomas H. Moore
                                    President
                       2305 East Arapahoe Road, Suite 220
                            Littleton, Colorado 80122
                                 (303) 798-4668
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                      None
                    ----------------------------------------
                    (Former name, former address, and former
                   Fiscal Year, if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

              None                                             None
     ---------------------                           ----------------------
     (Title of Each Class)                           (Name of Each Exchange
                                                      on which Registered)

               Securities registered pursuant to 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing sales price for the common stock of $-0-per share on December 31, 2001 was $-0-.

                          ----------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock outstanding as of December 31, 2001: 41,055,000

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

[ ] Yes   [ ] No


                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  VEQUITY CORPORATION
                             (A Development Stage Company)

                                     BALANCE SHEET
                                      (Unaudited)
                                                                            December 31,
                                                                                2001
                                                                            -----------
                                        ASSETS
                                        ------

EQUIPMENT AND FURNITURE, net                                                $    13,248

OTHER ASSETS:
     Receivable from officers                                                   290,208
     Deferred offering costs                                                    128,366
                                                                            -----------

TOTAL ASSETS                                                                $   431,822
                                                                            ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT
                         -------------------------------------

CURRENT LIABILITIES:
    Bank overdraft                                                          $     5,317
    Accounts payable                                                            238,000
    Accrued consulting expenses                                                 558,309
    Accrued interest and other expenses                                         108,130
    Notes payable, related parties                                              279,790
    Preferred stock dividends payable                                           262,000
                                                                            -----------
         Total current liabilities                                            1,481,546

Redeemable preferred stock, $.001 par value, 5,000,000 shares authorized, liquidation preference $1.00 per share:
         Series A, 200,000 shares issued and outstanding                        200,000
         Series B, 806,469 shares issued and outstanding                        584,474

COMMITMENTS (Note 4)

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value; 100,000,000 shares authorized,
         41,055,000 shares issued and outstanding                                41,055
    Subscriptions receivable                                                    (64,800)
    Additional paid-in capital                                                5,408,790
    Deficit accumulated during the development stage                         (7,219,243)
                                                                            -----------
         Total shareholders' deficit                                         (1,834,198)
                                                                            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $   431,822
                                                                            ===========


                 See accompanying notes to these financial statements.



                                    VEQUITY CORPORATION
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                           CUMULATIVE FROM
                                                                             NOVEMBER 14,
                                            FOR THE THREE   FOR THE TWELVE       1995
                                             MONTHS ENDED    MONTHS ENDED     (INCEPTION)
                                             DECEMBER 31,    DECEMBER 31,   TO DECEMBER 31,
                                                 2001            2001            2001
                                             ------------    ------------    ------------

OPERATING EXPENSES:
    General and administrative               $     31,686    $    350,122    $  3,544,077
                                             ------------    ------------    ------------

LOSS FROM OPERATIONS                              (31,686)       (350,122)     (3,944,077)

INTEREST EXPENSE, net                               8,673          33,667       1,318,517
                                             ------------    ------------    ------------

NET LOSS                                          (40,359)       (383,789)     (5,262,594)
                                             ------------    ------------    ------------

PREFERRED STOCK DIVIDENDS
    Accrued                                       (18,500)       (111,750)       (262,000)
    Paid in common stock                             --              --        (1,250,000)
    Imputed                                          --          (122,195)       (444,649)
                                             ------------    ------------    ------------
                                                  (18,500)       (233,945)     (1,956,649)
                                             ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS   $    (58,859)   $   (617,734)   $ (7,219,243)
                                             ============    ============    ============

NET LOSS PER COMMON SHARE:
    Basic and diluted                        $       (.01)   $       (.01)
                                             ============    ============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted                          40,974,000      40,974,000
                                             ============    ============


                   See accompanying notes to these financial statements.



                               VEQUITY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       CUMULATIVE
                                                                    FROM NOVEMBER 14,
                                                      FOR THE TWELVE      1995
                                                       MONTHS ENDED   (INCEPTION)
                                                       DECEMBER 31,  TO DECEMBER 31,
                                                           2001           2001
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $  (383,789)   $(5,262,594)
    Adjustments to reconcile net loss to net cash
        from operating activities:
         Depreciation and amortization                       3,271         18,565
         Interest expense paid by stock                       --        1,460,569
         Stock for services                                   --        1,659,256
         Stock issued as donation                             --           75,000
         Stock issued for payment of expenses               25,000         25,000
         Changes in assets and liabilities:
             (Increase) decrease in:
                  Other assets                                --             --
             Increase (decrease) in:
                  Bank overdraft                             5,317          5,317
                  Accounts payable                         107,821        238,000
                  Accrued expenses                         187,797        717,353
                                                       -----------    -----------
        Net cash used in operating activities              (54,583)    (1,063,534)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in note receivables                           (85,708)      (290,208)
    Purchase of equipment and furniture                       (194)       (31,813)
                                                       -----------    -----------
        Net cash used in investing activities              (85,902)      (322,021)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock                              15,750        820,628
    Proceeds from preferred stock                           15,750        269,766
    Costs of public offering                                  --         (128,366)
    Advances under related party notes                      88,071        720,680
    Payments of related party notes                           --         (297,153)
                                                       -----------    -----------
        Net cash provided by financing activities          119,571      1,385,555
                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (20,914)          --
CASH AND CASH EQUIVALENTS, beginning of period              20,914           --
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period               $      --      $      --
                                                       ===========    ===========


              See accompanying notes to these financial statements.

                                       5

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION:
     ----------------------

     The accompanying unaudited financial statements of Vequity Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and twelve month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected in the future. These statements should be read in conjunction with the financial statements and related notes contained in the Company's latest Form SB-2/A which includes audited financial statements for the years ended December 31, 2000 and 1999.


2.   NOTES PAYABLE, RELATED PARTIES:
     -------------------------------

     During the twelve months ended December 31, 2001 the Company borrowed $75,000 under a non-interest bearing note agreement and $1,685 from a stockholder. Additionally, as of December 31, 2001, the Company had several notes payable to various stockholders with outstanding balances of $170,805. The majority of these notes were in default at December 31, 2001. Interest was paid in stock at the time the notes were signed, with additional stock paid as default interest. The weighted average interest rate of the notes is 13.73%. Interest expense was based on the value of the stock at the time of the transaction.


3.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Accrued Consulting Expense - Due to limited working capital of the Company, all of the Company's employees agreed with the Company's Board of Directors to defer their salary until the Company obtains funding through public or private offering. As of December 31, 2001, a total of $558,309 was accrued and unpaid.

     Enhancements and Co-Branding Agreement - The Company entered into an agreement with InfoSpace.com, Inc., (InfoSpace), an existing internet directory system and search engine. The term of the agreement was from August 1999 through August 2001, renewable automatically for successive one-year terms unless terminated by either party. As of October 2001, InfoSpace terminated the agreement. Additionally, we owe $81,000 for past services.

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

                               VEQUITY CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

4.   PREFERRED STOCK:
     ----------------

     The Board of Directors has the authority to designate and issue preferred stock and to designate the rights, privileges and preferences of each class of preferred stock.

     o In 1997 and 1998, the Company issued a total of 200,000 shares of Series A Senior Redeemable and Convertible Preferred Stock (Series A Preferred) and 1,338,000 shares of common stock for proceeds of $200,000. The cash proceeds were allocated to preferred and common shares based upon their relative fair values. The Series A Preferred is redeemable at $1.00 per share and was originally scheduled to be redeemed by the Company on or before January 1, 1999. Because the redemption did not occur as scheduled, in April and May 2000, the Company entered into a settlement agreement with the holders whereby the Company issued a total of 2,500,000 shares of common stock and agreed to make cash payments totaling $225,000 on or before June 15, 2001. The $225,000 cash payment was fully accrued at September 30, 2001 but has not yet been paid as of December 31, 2001.

     During the twelve months ended December 31, 2001, the Company issued the following Series B Redeemable and Convertible Stock (Series B Preferred):

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


5.   RECEIVABLE FROM OFFICERS:
     -------------------------

     The Company advanced an additional $85,708 to several officers of the Company during the twelve months ended December 31, 2001. The total amount recorded as receivable from stockholders was $290,208 December 31, 2001. The loans are expected to be repaid once operations of the Company have commenced.


6.   LIQUIDITY:
     ----------

     The Company has incurred losses of approximately $7,200,000 through December 31, 2001, has current liabilities in excess of current assets of approximately $1,400,000 and a shareholders' deficit of approximately $1,800,000 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include the simultaneous generation of advertising and Website development revenues and equity financing through its business model.


                              Financial Statements
                            For the Three Months and
                        12 Months Ended December 31, 2001

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

Plan of Operations for the Next Twelve Months

     A critical aspect of our prior plans was to move forward with an Enhancements and Co-branding Agreement with InfoSpace.com, Inc., an information resource and search engine already established on the Internet. However, InfoSpace established a new business strategy for its yellow page business and as a result, terminated all past agreements with companies, including ours. Our current strategy is to utilize similar yellow page services that are provided by Verizon, whereby we will sell listings in the Verizon network of yellow page directories.

     We do not have current cash adequate to carry out any operations. We are dependent upon our ability to obtain loans and/or to sell shares pursuant to our stock offering if we are to be able to implement our plan and establish business operations. Without additional capital in the form of loans or stock sales, we will not have funds to carry on a marketing effort and to establish operations in the future.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     On June 20, 2000 the company entered into a stipulation to settle a lawsuit with Excalibur Technologies Corporation. The suit, filed in the District Court for the County of Arapahoe, State of Colorado, Case number 99CV3768, claimed that Vequity Corporation owed Excalibur the sum of $37,375.00 for computer technology. On June 30, 2001, the company defaulted on a $12,000.00 payment due to Excalibur and Excalibur has taken a judgment against the company for an amount of $29,375.00.

Item 2. Changes in Securities and Use of Proceeds.

     There have been no changes in the instruments defining the rights of the holders of any class of stock of the company. No rights evidenced by any class of securities of the company have been limited or qualified by the issuance or modification of any other class of securities. No securities have been issued in the quarter ended December 31, 2001.

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

                                             VEQUITY CORPORATION


Date: March 27, 2002                         By:  /s/ Thomas H. Moore
                                             -----------------------------------
                                             Thomas H. Moore, President